Form 10-K
period 2005-12-31
SUPERIOR WHOLESALE INVENTORY FINANCING TRUST XI; WHOLESALE AUTO RECEIVABLES CORP
filed 2006-03-31
CIK 1318667, 894360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .
Commission file number: 333-109950
Wholesale Auto Receivables Corporation
Superior Wholesale Inventory Financing Trust XI
(Exact name of registrant as specified in its charter)

38-3082709
DELAWARE	20-6470332
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
c/o General Motors Acceptance Corporation
200 Renaissance Center
P.O. Box 200 Detroit, Michigan
48265-2000
(Address of principal executive offices)
(Zip Code)
(313) 556-5000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by Non-affiliates of the Registrant : None
Documents incorporated by reference. None

INDEX

Part I
Item 1. Business
Item 1. Business
Superior Wholesale Inventory Financing Trust XI, (the “Trust”) was formed pursuant to a Trust Agreement between Wholesale Auto Receivables Corporation (the “Seller”) and Chase Manhattan Bank USA, National Association (the “Owner Trustee”). On February 24, 2005, the Trust issued Asset-Backed Notes (the “Notes”). The Notes are issued and secured pursuant to an Indenture between the Trust and the Bank of New York, as Indenture Trustee (the “Indenture Trustee” and, together with the Owner Trustee, the “Trustees”). The Trust also issued Asset-Backed Certificates (the “Certificates”). For further information, refer to the Prospectus Supplement dated February 17, 2005 filed pursuant to Rule 424(b) on February 22, 2005.
Item 1A. Risk Factors
Not Applicable
Item 1B. Unresolved Staff Comments
None
Item 2. Properties
Item 2. Properties
The property currently held by the Trust includes a pool of wholesale receivables generated in a portfolio of revolving financing arrangements with dealers to finance inventories of new and used automobiles and light trucks and collections thereon.
Item 3. Legal Proceedings
Item 3. Legal Proceedings
There are no material legal proceedings involving the Trust, the Seller or General Motors Acceptance Corporation (“GMAC” or the “Servicer”) which relate to the Trust or its property pending as of the date of this report.
Item 4. Submission of Matters to a Vote of Security Holders
Item 4. Submission of Matters to a Vote of Security Holders
No votes or consents of Noteholders or Certificateholders were solicited for any purpose during the year ended.
Part II
Item 5. Market For Registrant’s Common Equity and Related Stockholder Matters
Item 5. Market For Registrant’s Common Equity and Related Stockholder Matters
As of December 31, 2005, the holders of the Asset-Backed Notes and Asset-Backed Certificates issued by the Trust totaled:

Class A Term Notes, Series 2005-A	13
Class B Term Notes, Series 2005-A	5
Class C Term Notes, Series 2005-A	3
Class D Term Notes, Series 2005-A	1
Revolving Note, Series 2005-RN1	1
Revolving Note, Series 2005-RN2	1
Certificates, Class 2005-A	1
To the best knowledge of the Registrant, there is no established public trading market for the Notes or Certificates.
Item 6. Selected Financial Data
Not Applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Trust was formed pursuant to a Trust Agreement between the Seller and Chase Manhattan Bank USA, National Association, as Owner Trustee. The Trust issued the following Asset-Backed Notes and Certificates. The Trust acquired certain eligible wholesale finance receivables from the Seller in the aggregate amount as shown below in exchange for Floating Rate Asset-Backed Notes and Asset-Backed Certificates representing undivided equity interests in the Trust.

		Initial
		Wholesale
	Date of Trust	Finance
	Sale and Servicing	Sale	Asset-Backed		Asset-Backed
Trust	Agreement	Amount	Notes		Certificates
		(millions)	(millions)		(millions)
Superior	February 24, 2005	$4,176	Class A Term	$2,000	2005-A	$146
Wholesale			Notes 2005-A		(Private Placement)
Inventory			Class B Term	$125
Financing			Notes 2005-A
Trust XI			Class C Term	$52
			Notes 2005-A
			Class D Term	$52
			Notes 2005-A
			(Private Placement)
			Revolving	$900
			Note 2005-RN1
			(Private Placement)
			Revolving	$900
			Note 2005-RN2
			(Private Placement)
GMAC, the originator of the wholesale receivables, continues to service the receivables for the Trust and receives compensation and fees for such services. Investors receive monthly payments of interest for each class of Notes and Certificates based on floating interest rates.
Item 7a. Quantitative and Qualitative Disclosures About Market Risk
Not Applicable
Item 8. Financial Statements and Supplementary Data
Not Applicable
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
Not Applicable
Item 9B. Other Information
None

Part III
Item 10. Directors and Executive Officers of the Registrant
Not Applicable
Item 11. Executive Compensation
Not Applicable
Item 12. Security Ownership of Certain Beneficial Owners and Management
Not Applicable
Item 13. Certain Relationships and Related Transactions
None
Item 14. Principal Accountant Fees and Services
None
Part IV
Item 15. Exhibits, Financial Statement Schedules
     List the following documents filed as a part of the report:
(1)	Financial Statements — Not Applicable

(2)	Financial Statement Schedules — Not Applicable

(3)	Exhibits
•	Annual Statement to Noteholders and Certificateholders stating aggregate totals of information in distribution reports.

•	Officer’s Certificate of Compliance pursuant to Section 4.1 of the Trust Sale and Servicing Agreement.

•	Copy of Report of Independent Registered Public Accounting Firm dated March 13, 2006

Signature
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Superior Wholesale Inventory Financing Trust XI by: General Motors Acceptance Corporation (Administrator, not in its individual capacity but solely as Administrator on behalf of the Trust)

/s/ Jerome B. Van Orman, Jr.
Jerome B. Van Orman, Jr.
Date: March 31, 2006	Group Vice President and Chief Financial Officer, GMAC North American Operations

Index of Exhibits

Exhibit	Description	Method of Filing

31	Certification of Executive Officer pursuant to Rule 13a-14 / 15d-14	Filed herewith.

99.1	Aggregate Annual Servicing Report for Superior Wholesale Inventory Financing Trust XI	Filed herewith.

99.2	Superior Wholesale Inventory Financing Trust XI Annual Statement as to compliance	Filed herewith.

99.3	Report of Independent Registered Public Accounting Firm dated March 13, 2006	Filed herewith.